Form 10-Q
period 1995-09-30
WISCONSIN REAL ESTATE INVESTMENT TRUST
filed 1995-11-20
CIK 107835

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Period ended                   SEPTEMBER 30, 1995


                                      or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________________________ to___________________________

     Commission File Number:    0-2568


                     WISCONSIN REAL ESTATE INVESTMENT TRUST
            (Exact name of registrant as specified in its charter)

         WISCONSIN                                    39-0993859
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                   Identification No.)

            55 EAST MONROE STREET, SUITE 1600, CHICAGO, ILLINOIS 60603
     (Address of principal executive offices)                  (Zip Code)


 Registrant's telephone number, including area code        (312) 849-2990


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes X  No   .


 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                OUTSTANDING AT NOVEMBER 1, 1995

 Common Stock, $1.00 Par Value                       1,468,209 shares

                        PART I   FINANCIAL INFORMATION

                        ITEM 1.   FINANCIAL STATEMENTS


            WISCONSIN REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS




                                         September 30,
                                             1995           December 31,
                                         (UNAUDITED)            1994
             ASSETS

 REAL ESTATE:
  Property, plant and equipment              33,456,000      31,106,000
  Real estate held for development and sale  25,911,000      26,517,000
  Mortgage loans                              3,973,000       5,050,000
  Land contracts receivable                   4,387,000       5,117,000
                                             ----------      ----------
                                             67,727,000      67,790,000
                                             ----------      ----------

 INVESTMENTS IN SECURITIES:
  Short-term investments                      5,039,000      14,042,000
  Fixed maturities                            5,799,000      39,314,000
  Equity securities                          16,318,000      20,792,000
  Investments in affiliates                   2,472,000       4,759,000
                                             ----------      ----------
                                             29,628,000      78,907,000
                                             ----------      ----------

 OPERATING ASSETS:
  Cash                                          354,000         235,000
  Restricted cash                             3,931,000       5,544,000
  Accounts receivable                        24,038,000      21,554,000
  Premiums receivable                        29,617,000       9,145,000
  Inventories                                44,581,000      42,909,000
  Policy acquisition costs                    2,748,000       1,098,000
  Prepaid expenses                            1,609,000       1,296,000
                                            -----------      ----------
                                            106,878,000      81,781,000
                                            -----------      ----------

 OTHER ASSETS:
  Receivable from affiliates                  4,577,000       3,249,000
  Cost in excess of assets acquired          11,412,000       6,195,000
  Other assets                                9,130,000       5,948,000
                                            -----------     -----------
                                             25,119,000      15,392,000
                                            -----------     -----------
                                          $ 229,352,000     243,870,000
                                            ===========     ===========

 See Accompanying Notes

            WISCONSIN REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                                         September 30,
                                              1995          December 31,
                                          (UNAUDITED)           1994

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

 DEBT:
  Notes payable                            $ 32,588,000       52,677,000
  Mortgage notes                             14,314,000       16,111,000
                                             ----------       ----------
                                             46,902,000       68,788,000
                                             ----------       ----------

 OTHER LIABILITIES:
  Insurance reserves                         60,462,000       62,681,000
  Unearned premiums                          45,797,000       18,494,000
  Accounts payable                            9,579,000       10,173,000
  Accrued expenses                           14,106,000       18,885,000
  Other liabilities                          16,440,000       14,038,000
  Payable to affiliates                      31,425,000       29,254,000
                                            -----------      -----------
                                            177,809,000      153,525,000
                                            -----------      -----------

 TOTAL LIABILITIES                          224,711,000      222,313,000
                                            -----------      -----------

 MINORITY INTERESTS IN SUBSIDIARIES          36,112,000       42,290,000
                                            -----------      -----------

 SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred shares of beneficial interest,
    Par value $100 per share;
    Authorized 1,000,000 shares;
    None outstanding
  Common shares of beneficial interest,
    Par value $1.00 per share; issued,
    including shares held in treasury,
    1,553,051 shares                          1,553,000        1,553,000
  Additional paid-in capital                    616,000          615,000
  Deficit                                   (27,655,000)     (15,976,000)
  Treasury stock - at cost; 84,842 shares      (669,000)        (669,000)
  Unrealized gains on marketable
    equity securities                         3,352,000        2,412,000
                                            -----------      -----------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)  (22,803,000)     (12,065,000)

    Less receivable from affiliate           (8,668,000)      (8,668,000)
                                            -----------      -----------
                                         $  229,352,000      243,870,000
                                            ===========      ===========
 See Accompanying Notes

            WISCONSIN REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                             For the Three Months Ended
                                                   SEPTEMBER 30,

                                                  1995              1994

 REVENUES:
  Insurance premiums earned                  $ 22,951,000      $ 11,600,000
  Manufacturing sales                          33,973,000        32,677,000
  Real estate sales                               957,000         1,486,000
  Investment income                             8,250,000         1,130,000
  Equity in earnings of affiliates                229,000           305,000
  Other income                                  3,542,000         2,691,000
                                               ----------        ----------
   Total revenues                              69,902,000        49,889,000
                                               ----------        ----------
 COSTS AND EXPENSES:
  Insurance loss and loss adjustment expenses  20,684,000         8,270,000
  Cost of manufacturing sales                  29,465,000        25,420,000
  Cost of real estate sales                       787,000           640,000
  Selling and operating costs                  17,889,000        12,836,000
  Corporate expenses                              520,000           826,000
  Furniture writedowns                          5,450,000             --
  Interest expense                              2,567,000         1,671,000
                                               ----------        ----------
   Total costs and expenses                    77,362,000        49,663,000
                                               ----------        ----------

 INCOME(LOSS) BEFORE ITEMS SHOWN BELOW         (7,460,000)          226,000
  (Provision) benefit for income taxes            467,000          (633,000)
  Minority interest in (income) loss
   of subsidiaries                              2,420,000          (487,000)
                                               ----------          --------

 NET LOSS                                    $ (4,573,000)      $  (894,000)
                                               ==========          ========

 PER SHARE INFORMATION

 Weighted average shares outstanding            1,468,209         1,468,209
                                                =========         =========

 Net loss per common share                         $(3.11)            $(.61)
                                                   ======             =====
 See Accompanying Notes

            WISCONSIN REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                  For the Nine Months Ended
                                                       SEPTEMBER 30,


                                                    1995            1994
 REVENUES:
  Insurance premiums earned                  $ 54,556,000      $ 34,139,000
  Manufacturing sales                          98,740,000        96,724,000
  Real estate sales                             1,724,000        14,056,000
  Investment income                            11,577,000         4,517,000
  Equity in earnings of affiliates                718,000           538,000
  Other income                                  8,201,000         7,278,000
   Total revenues                             175,516,000       157,252,000

 COSTS AND EXPENSES:
  Insurance loss and loss adjustment expenses  46,787,000        27,886,000
  Cost of manufacturing sales                  80,541,000        75,341,000
  Cost of real estate sales                     1,180,000         9,549,000
  Selling and operating costs                  49,754,000        38,542,000
  Corporate expenses                            1,669,000         2,318,000
  Furniture writedowns                          5,450,000             --
  Interest expense                              7,356,000         4,718,000
                                              -----------       -----------
   Total costs and expenses                   192,737,000       158,354,000
                                              -----------       -----------

 LOSS BEFORE ITEMS SHOWN BELOW                (17,221,000)       (1,102,000)
  (Provision) benefit for income taxes            207,000        (1,679,000)
  Minority interest in (income) loss
   of subsidiaries                              5,335,000          (682,000)
                                              -----------        ----------

 NET LOSS                                   $ (11,679,000)     $ (3,463,000)
                                              ===========        ==========
 PER SHARE INFORMATION

 Weighted average shares outstanding            1,468,209         1,468,209
                                                =========         =========

 Net loss per common share                         $(7.95)           $(2.36)
                                                    =====             =====
 See Accompanying Notes

                    WISCONSIN REAL ESTATE INVESTMENT TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  For the Nine Months Ended
                                                         SEPTEMBER 30,

                                                 1995              1994
 OPERATING ACTIVITIES:
  Net loss                                 $ (11,679,000)     $ (3,463,000)
   Adjustments to reconcile net loss
    to net cash utilized in operating
    activities:
     Depreciation and amortization             4,500,000         3,789,000
     Adjustments to interest yields             (249,000)         (103,000)
     Gains from sale of property, plant
      and equipment                              126,000           (14,000)
     Realized gains on investments            (9,701,000)       (3,229,000)
     Reserves and writedowns                   7,974,000         1,662,000
     Loss on investment in real estate
      partnerships                                38,000           162,000
     Equity in undistributed income             (771,000)         (607,000)
     Minority interest in income (losses)     (5,335,000)          437,000
     Changes in assets and liabilities:
      Real estate held for development
       and sale                                  704,000         8,022,000
      Inventories                             (2,096,000)       (3,868,000)
      Mortgage loans on real estate
       and land contracts receivable           1,769,000          (745,000)
      Mortgage notes payable on real
       estate held                            (1,450,000)       (7,130,000)
      Insurance reserves and unearned
       premiums                               25,084,000       (17,879,000)
      Operating assets and other liabilities (21,241,000)       (2,410,000)
                                             -----------       -----------
       Total adjustments                        (648,000)      (21,913,000)
                                             -----------       -----------

 NET CASH UTILIZED IN OPERATING ACTIVITIES   (12,327,000)      (25,376,000)
                                             -----------       -----------

 INVESTING ACTIVITIES:
  Investments in securities sold or matured    70,872,000        64,021,000
  Investments in affiliates sold                9,287,000           648,000
  Investment in securities purchased          (52,890,000)      (23,165,000)
  Investment in affiliates purchased             (462,000)         (622,000)
  Additional investments in subsidiaries         (996,000)       (4,644,000)
  Other investments                            (1,291,000)       (1,740,000)
  Loans/repayments to affiliates                 (320,000)         (300,000)
  Purchases of property plant and equipment    (3,133,000)       (3,686,000)
  Acquisition of Balfour                      (15,312,000)           14,000
  Repayments of mortgage loans                    258,000         1,136,000
                                              -----------        ----------

 NET CASH PROVIDED BY (UTILIZED IN)
  INVESTING ACTIVITIES                          6,013,000        31,662,000
                                              -----------        ----------

 FINANCING ACTIVITIES:
  Issuance of note payable                     15,106,000         9,512,000
  Repayments of notes and mortgage
   notes payable                              (10,241,000)      (16,793,000)
  Dividends of majority owned subsidiaries        (45,000)          (46,000)
                                               ----------       -----------
 NET CASH PROVIDED BY (UTILIZED IN)
  FINANCING ACTIVITIES                          4,820,000        (7,327,000)
                                               ----------        ----------

 INCREASE (DECREASE) IN CASH                   (1,494,000)       (1,041,000)
 Cash, beginning of period                      5,779,000         9,579,000
                                               ----------        ----------

 Cash, end of period                            4,285,000         8,538,000
 Less: restricted cash                         (3,931,000)       (8,297,000)
                                               ----------        ----------
 Unrestricted cash                             $  354,000        $  241,000
                                                  =======           =======
 See Accompanying Notes

                      WISCONSIN REAL ESTATE INVESTMENT TRUST



                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)



 1.  BASIS OF PRESENTATION AND GOING CONCERN



     Wisconsin Real Estate Investment Trust ("WREIT or "Company", including its majority-owned subsidiary, Sunstates Corporation ("Sunstates"); "Investment

 Trust", excluding Sunstates) is a majority-owned subsidiary of Hickory

 Furniture Company ("Hickory") and Hickory in turn is a direct and indirect majority-owned subsidiary of Telco Capital Corporation ("Telco") and RDIS

 Corporation ("RDIS").



     The consolidated financial statements have been prepared on the basis of a going concern.



     Through September 30, 1995, Investment Trust had advanced an aggregate of

 $8,668,000 to Telco on a demand basis. These advances were made in the 1980's,

 have no stated maturity date and are not secured. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year.

 Telco has substantial obligations to a bank and to subordinated debenture holders and has no recurring sources of cash. Because of the uncertainty as to the period for recovery, the Investment Trust classified the advances with stockholders' deficit and effective January 1, 1992, suspended recognition of interest in its financial statements with respect to the amounts advanced.

 Prior to the suspension, interest was accrued at a rate of prime plus 2%.


     Investment Trust's only assets are its investment in Sunstates Corporation and its receivable from Telco, both of which are pledged to Hickory to secure a $30,251,000 obligation to Hickory. The obligation to Hickory is a demand promissory note bearing interest at a rate of prime plus 2% with principal and interest due on demand. If Hickory were to take possession of the pledged assets, which it has the right to do at any time, Investment Trust would be forced to cease operations. Investment Trust has no recurring sources of cash from which to meet its ongoing administrative cash requirements. During the past year, Hickory has provided cash to meet these requirements. It is uncertain at this time whether Hickory will be willing or able to continue to provide cash to Investment Trust.



     These conditions raise substantial doubts about the Investment Trust's ability to continue as a going

 concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

 2.  INTERIM FINANCIAL STATEMENTS



      The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature.  These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K of

 WREIT for the year ended December 31, 1994.  The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the full fiscal year.



      The consolidated financial statements include the accounts of the Company and of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.



 3.  ACQUISITION OF BALFOUR HEALTH CARE



      On March 6, 1995, the Company's textile apparel manufacturing subsidiary

 (Alba) purchased the Balfour Health Care Division (Balfour) and manufacturing facility in Rockwood, Tennessee from Kayser-Roth Corporation.  Alba financed

 100% of the acquisition cost under a variable rate term loan agreement (see

 Note 5).  The following table presents the Company's investment as allocated utilizing the purchase method of accounting (subject to possible further adjustments) to the individual assets and liabilities of Balfour as of March

 6, 1995:



        Accounts receivable                                   $ 1,956,279

        Property, plant and equipment                           2,730,830

        Inventory                                               1,523,111

        Liabilities assumed                                      (316,928)
                                                                ---------
        Fair value of net assets acquired                       5,893,291

        Cash price paid                                        15,312,436
                                                               ----------
        Cost in excess of assets acquired (goodwill)         $  9,419,145
                                                               ==========


      The cost in excess of assets acquired ($9,419,145) will be amortized on a straight-line basis over 15 years.  The results of Balfour are included in the accompanying financial statements since the date of acquisition.



      The following unaudited pro forma financial information presents the information as if the acquisition has occurred at the beginning of 1995 and

 1994, after giving effect to certain adjustments, including amortization of goodwill and interest  expense from debt issued to fund the acquisition and related income tax effects and minority interests.  The total interest expense included in this pro forma is $934,600 and $647,800 in the nine months of 1995 and 1994, respectively.  Goodwill is amortized at $156,986 per quarter.  This pro forma is provided for information purposes only.  It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

                                  Quarter Ended           Nine  Months Ended

                                  September 30,               September 30,

                             1995          1994          1995        1994

 Total Revenues         $ 69,876,619    53,530,527   178,095,778  168,246,871

 Net Income               (4,572,000)     (851,000)  (11,661,000)  (3,463,000)

 Net Income Per Share         $(3.11)        (0.58)        (7.94)       (2.36)





 4.  INVENTORIES



      The principal classifications of inventories were:



                                          September 30,     December 31,

                                               1995             1994

   Furniture manufacturing -

    Materials and supplies               $  3,066,000        2,808,000

    Work in progress                        6,986,000        6,535,000

    Finished goods                         12,401,000       12,041,000
                                           ----------       ----------
                                           22,453,000       21,384,000
                                           ----------       ----------

   Textile apparel manufacturing -

    Materials and supplies                  3,867,000        3,297,000

    Work in progress                        5,570,000        5,803,000

    Finished goods                          7,397,000        8,164,000
                                           ----------       ----------
                                           16,834,000       17,264,000
                                           ----------       ----------
   Bootwear manufacturing -

    Materials and supplies                  1,253,000          882,000

    Work in progress                        1,588,000        1,501,000

    Finished goods                          1,074,000          543,000
                                            ---------        ---------
                                            3,915,000        2,926,000
                                            ---------        ---------


    Textile equipment manufacturing           857,000          883,000

    Resort development                        212,000          164,000

    Other                                     310,000          288,000
                                           ----------       ----------
                                          $44,581,000       42,909,000
                                           ----------       ----------




      During 1994, the Company changed its method of inventory valuation for its furniture manufacturing inventories from the last-in, first-out (LIFO)

 method to the first-in, first-out (FIFO) method because the FIFO method of reporting inventories and cost of sales represents a preferable method.  The change is reported in the accompanying financial statements by restating all prior years to reflect the new method of accounting.  The change is preferable, in part, because under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results.  Also, as a result of the recent operating losses and demands upon its liquidity, the Company believes its financial position is the primary concern of the readers of its financial statements and that the accounting change will reflect inventories in the balance sheet at a value that more closely represents current costs.



      Restatement of operating results due to the change decreased cost of manufacturing sales and the net loss by $348,000, net of minority interest,

 ($.24 per share) in the nine months ended September 30, 1994.  The cumulative effect of the change of $3,278,000 represents the reversal of the LIFO reserve as of January 1, 1994 of $7,350,000, net of minority interest.  Of this amount, $6,246,000 represented the LIFO reserve originally recorded in connection with the acquisition of the furniture assets from the Company's controlling shareholder in June of 1990.  The original accounting for this acquisition resulted in a charge to additional paid in capital to reflect the excess of the purchase price paid over the seller's historical cost basis of the assets acquired.  Accordingly, $2,776,000, which is net of minority interest,  has been reflected in the accompanying financial statements as a retroactive adjustment to additional paid in capital.  The remaining balance of $502,000, net of minority interest,  has been reported as an adjustment to the accumulated deficit as of January 1, 1994.  The aggregate effect of the change was to increase stockholders' equity by $3,626,000 as of September 30,

 1994.



 5.  DEBT



      On March 6, 1995, the Company's textile apparel manufacturing subsidiary entered into a $15,000,000 variable rate term loan, the proceeds from which were used to acquire Balfour (see Note 3).  Interest on this loan accrues at the rate of LIBOR plus 2% with principal payments to be made quarterly beginning June 30, 1995, and maturing on March 31, 2000.  The note is collateralized by all  of the assets of the textile apparel manufacturing subsidiary and contains various covenants covering minimum tangible net worth,

 cash flow, leverage ratios, capital spending and the payment of dividends.



      Notes payable include $11,966,686 due to Citibank and secured by substantially all of the assets of the Company's furniture manufacturing operations.  The loan has been extended through January 3, 1996, to allow the

 Company additional time to obtain refinancing.  However, the Company cannot state with certainty that it will be able to find alternative financing at terms acceptable to the Company prior to the extended maturity date of the loan.



      At September 30, 1995, mortgage notes include $4,813,037 of loans on real estate which have or will mature in 1995.  One of these loans in the amount of

 $1,382,749 is in the process of being foreclosed and will result in no loss to the Company.  The Company is continuing to search for satisfactory alternative financing for the remaining properties.  However, the availability of real estate financing has been severely curtailed as the result of problems in both the banking and real estate industries.  Accordingly, the Company cannot state with certainty that it will be successful in obtaining such refinancing.



 6.  INCOME TAXES



      The provisions for federal income taxes differ from the amounts computed by multiplying income before income taxes and minority interest in income of subsidiaries by the statutory federal rates as follows (amounts in thousands):



                                           NINE MONTHS ENDED SEPTEMBER 30,

                                                  1995               1994



   Tax computed at statutory rate            $  (5,855)              (375)

   State taxes, net of federal benefit             110                246

   Tax exempt income and dividend exclusion       (148)            (1,033)

   Puerto Rican income not subject to Puerto

     Rican or federal tax                         (124)              (247)

   Effect of purchase accounting adjustments       737               (304)

   Effect of losses not utilized

     in the provision                            5,073              3,279

   Alternative minimum tax                          --                113
                                                 -----              -----

   Total                                        $ (207)             1,679
                                                 =====              =====




 7.   LITIGATION AND CONTINGENCIES



      On June 14, 1991, a jury in a District Court of Dallas County, Texas awarded $3.5 million in actual damages and $5 million in punitive damages to the plaintiffs of a lawsuit filed against the Company.  This dispute related to the amount of additional purchase consideration due plaintiffs under an agreement made in 1983 whereby the Company purchased National Development

 Company, a real estate company based in Dallas. The Company appealed the verdict based, in part, on the exclusion by the court of evidence crucial to the Company's defense.  On August 9, 1995, the Court of Appeals Fifth District

 of Texas at Dallas reversed the trial court's judgement and remanded the case

 back to the trial court for a new trial.    Subsequently, the Court of Appeals

 denied the plaintiffs' motion for rehearing and the plaintiffs have filed an application for Writ of Error with the Supreme Court of Texas.  The Company will file its response during November 1995.  No date for a new trial has yet been set.



      On April 27, 1995, a purported class action complaint denominated David

 Prosnitz v. Wisconsin Real Estate Investment Trust and Clyde Wm. Engle, was

 filed in the Circuit Court of Cook County, Illinois. The complaint alleges various breaches of fiduciary duty involving the operations and investment activities of the Company and its subsidiaries during an unspecified period.

 The plaintiff seeks monetary damages related to the decrease in the market value of his investment during the period 1984 to 1994, and similar damages for the members of the purported class, together with punitive damages,

 attorneys fees and costs. The Company has not filed an answer to the complaint in as much as the time within which to answer or otherwise plead has not expired,  and certain of the defendants have not been served with the complaint. The Company intends to defend this action aggressively. Since the litigation is at an early stage, it is not possible to predict the effect, if any, the litigation may have on the financial position, results of operation and cash flow of the Company.



 INSURANCE MATTERS



      During the previous three years, the Company's insurance subsidiary experienced significant declines in premium volume as the result of the discontinuation of certain general liability reinsurance programs and several unprofitable direct automotive insurance programs combined with the effect of price increases having been implemented in other markets which were producing unsatisfactory results.  The combination of the above resulted in the written premium volume declining to approximately $47,944,000 in 1994 as compared to

 $57,063,000 in 1993 and $118,830,000 in 1992.  The decline in premium volume stabilized during the early part of 1994 and began to increase during the last half of the year as new programs already established and other planned actions to increase volume started to become effective.  Premiums written for the first three quarters of 1995 totaled $20,480,000, $28,776,000 and 32,603,000,

 respectively, as compared to $11,506,000, $11,506,000 and $12,023,000 in respective quarters of 1994.



      The short-term impact of the drop in written volume was that the Company experienced a period of negative cash flow from underwriting activities resulting from relatively immediate declines in collected premiums while claim payouts, relating primarily to previously written policies, continue at

 disproportionately higher levels.   The Company's negative cash flow from

 underwriting has begun to decline as premium volume has stabilized and started to increase.  Negative cash flow from investment income and underwriting activities of the insurance segment for the first nine months of 1995 was a negative $6,670,000, $1,721,000 and $2,044,000 in the first three quarters of

 1995 for a combined negative cash flow of $10,435,000; as compared to

 $23,611,000 for the first nine months of 1994.  The negative cash flow which the Company has experienced over the past three years has resulted in significant liquidations of the insurance subsidiary's investment portfolio.

 At September 30, 1995, the insurance subsidiary's investments in equity and fixed maturity securities (excluding investments in other segments of the

 Company's businesses) totaled $17,865,153.  The Company believes that required liquidations of the investment portfolio in order to meet operating cash flow requirements during 1995 will be greatly reduced.  However, such reductions are dependent upon future premium volumes and claim payments, which, to a great extent, are beyond the control of the Company.



      The level of liquid assets, as defined by the National Association of

 Insurance Commissioners ("NAIC"), of the Company's insurance subsidiaries was

 $59,431,739 at September 30, 1995, as compared to $90,109,196 at December 31,

 1994.  The decline is due to the liquidation of  investments to cover negative cash flow requirements.  Included in NAIC-defined liquid assets are certain securities with a reported value of $6,932,590 at September 30, 1995, which are not publicly traded as well as approximately $8,333,000 of securities and certificates of deposit which were on deposit pursuant to state laws and various reinsurance agreements.  In addition, $31,246,647 ($33,954,320 at

 December 31, 1994) of investments in publicly traded equity securities of other companies, valued at their quoted market prices on September 30, 1995,

 do not meet the NAIC definition of liquid assets solely because of the level of ownership of such securities.



      In August 1992, the Company agreed with the Illinois Department of

 Insurance to decrease Coronet's ratio of liabilities to liquid assets, as defined by the NAIC, to 105% over a five year period.  At June 30, 1995,

 Coronet's liquidity ratio was 173.3%, as compared to the agreed upon ratio of

 178.25% at June 30, 1995 (130% at December 31, 1995).  The Illinois Department

 of Insurance has issued a Corrective Order amending the terms of the original agreement whereby Coronet may make no new investments in affiliates (including other business segments of the Company) and the liquidity ratio calculation may no longer include the effect of any type of borrowing, reverse repurchase or lending of securities or any other similar type of leverage transaction.

 At September 30, 1995, under the terms of the Corrective Order, Coronet's ratio was 233.7%, as compared to the agreed upon ratio of 130% at December 31,

 1995.  Inasmuch as the consolidated ratio of Coronet and its wholly-owned insurance subsidiaries is 186.3% at September 30, 1995, the Company thereby has the ability to impact Coronet's separate ratio through various restructurings or asset transfers.  However, compliance will be dependent upon numerous factors, including but not limited to; the combination of future premium volumes, underwriting and investment results, various restructurings and asset transfers, potential regulatory examination adjustments, if any, and other factors beyond the Company's control.  Accordingly, the Company cannot state with certainty that it will be able to achieve the agreed upon ratio at

 December 31, 1995.



      On October 10, 1995, the Arizona Department of Insurance issued a

 Suspension Order prohibiting Coronet from writing any further business in the

 State.  The Company immediately appealed the order and the Arizona courts issued a stay of the Order and the Company is allowed to continue its activities in Arizona unimpeded pending the outcome of an administrative hearing before the Arizona Department of Insurance.  The Company is currently engaged in settlement discussions with the Arizona Department of Insurance and believes that it will be allowed to continue to write business in the State.

 Through September 30, 1995, Coronet's written premium in the State of Arizona totaled $15,679,000.



      The Illinois Department is currently conducting a financial examination of Coronet as of December 31, 1993, although the examination has not been completed, at this time no matters have been brought to the Company's attention which would have a material adverse impact on the Company.



 LIQUIDITY



      As the result of negative cash flow from insurance underwriting,

 operating losses in certain other segments of the Company's operations, and maturing debt obligations, all discussed in more detail below, the Company will be facing various demands upon its liquidity in 1995 and 1996.  The

 Illinois Department of Insurance has issued a Corrective Order specifying that

 Coronet may make no new investments in or advances to affiliates (including other business segments of the Company).  Accordingly, Coronet's non-insurance operations may be required to obtain necessary funds entirely from external financing or disposition of assets.  Although the Company believes that it can meet such demands upon its liquidity through selective liquidations of securities in its investment portfolio, sales or refinancings of various real estate and other assets, coupled with the anticipated reversal of the insurance subsidiary's negative cash flow from underwriting, it cannot predict with certainty the outcomes of such matters.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

 RESULTS OF OPERATIONS





                               SIGNIFICANT MATTERS





 BASIS OF PRESENTATION AND GOING CONCERN



    Wisconsin Real Estate Investment Trust ("WREIT or "Company", including its majority-owned subsidiary, Sunstates Corporation ("Sunstates"); "Investment

 Trust", excluding Sunstates) is a majority-owned subsidiary of Hickory

 Furniture Company ("Hickory") and Hickory in turn is a direct and indirect majority-owned subsidiary of Telco Capital Corporation ("Telco") and RDIS

 Corporation ("RDIS").



    The consolidated financial statements have been prepared on the basis of a going concern.



    Through September 30, 1995, Investment Trust had advanced an aggregate of

 $8,668,000 to Telco on a demand basis. These advances were made in the 1980's,

 have no stated maturity date and are not secured. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year.

 Telco has substantial obligations to a bank and to subordinated debenture holders and has no recurring sources of cash. Because of the uncertainty as to the period for recovery, the Investment Trust classified the advances with stockholders' deficit and effective January 1, 1992, suspended recognition of interest in its financial statements with respect to the amounts advanced. Prior to the suspension, interest was accrued at a rate of prime plus 2%.



    Investment Trust's only assets are its investment in Sunstates Corporation and its receivable from Telco, both of which are pledged to Hickory to secure a $30,251,000 obligation to Hickory. The obligation to Hickory is a demand promissory note bearing interest at a rate of prime plus 2% with principal and interest due on demand. If Hickory were to take possession of the pledged assets, which it has the right to do at any time, Investment Trust would be forced to cease operations. Investment Trust has no recurring sources of cash from which to meet its ongoing administrative cash requirements. During the past year, Hickory has provided cash to meet these requirements. It is uncertain at this time whether Hickory will be willing or able to continue to provide cash to Investment Trust.



    These conditions raise substantial doubts about the Investment Trust's ability to continue as a going

 concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

 LITIGATION



   See  Note  7  of  Notes to Consolidated Financial Statements for information with respect to outstanding litigation.



   On April 27, 1995,  a  purported  class  action  complaint denominated David

 Prosnitz v. Wisconsin Real Estate Investment Trust and  Clyde  Wm.  Engle, was

 filed  in  the  Circuit Court of Cook County, Illinois. The complaint alleges various breaches of  fiduciary  duty  involving  the operations and investment activities of the Company and its subsidiaries during  an  unspecified period.

 The plaintiff seeks monetary damages related to the decrease  in  the  market value  of  his  investment during the period 1984 to 1994, and similar damages for the members of  the  purported  class,  together  with  punitive  damages,

 attorneys fees and costs. The Company has not filed an answer to the complaint in  as  much  as  the  time within which to answer or otherwise plead has not expired,  and certain of  the  defendants  have  not  been  served  with  the complaint.  The  Company intends to defend this action aggressively. Since the litigation is at an  early stage, it is not possible to predict the effect, if any, the litigation may  have  on  the  financial  position,  results  of operation and cash flow of the Company.



                          CHANGE IN INVENTORY VALUATION





    See  Note  4  of Notes to Consolidated Financial Statements for information with respect to the  Company's  change  in the method of valuing its furniture manufacturing inventories from last-in, first-out  (LIFO)  to first-in, first-

 out (FIFO).



                         LIQUIDITY AND CAPITAL RESOURCES





 GENERAL



      As  the  result  of  negative  cash  flow  from  insurance  underwriting,

 operating  losses in certain other segments of the Company's operations,  and maturing debt  obligations,  all  discussed  in more detail below, the Company

 will be facing various demands upon its liquidity  in  1995  and  1996.    The

 Illinois Department of Insurance has issued a Corrective Order specifying that

 Coronet  may  make no new investments in or advances to affiliates (including other business segments of the Company).  Accordingly, Coronet's non-insurance operations may be  required  to  obtain necessary funds entirely from external

 financing or disposition of assets.   Although,  the  Company believes that it

 can  meet such demands through selective liquidations of  securities  in  its investment  portfolio,  sales  or refinancing of various real estate and other assets, coupled with the anticipated  reversal  of  the insurance subsidiary's negative cash flow from underwriting, it cannot predict  with  certainty  the outcomes of such matters.



      Total  assets decreased $14,518,000 during the nine months of 1995 as the result of several  factors.  Assets increased significantly due to the Balfour acquisition on March  6,  1995, (see Note 3 of Notes to Consolidated Financial

 Statements), which is reflected in increases in property, plant and equipment,

 accounts receivable, inventories  and  costs  in  excess  of  assets acquired.

 Investments  in securities decreased due to the disposition of a  significant investment in U. S. Government securities acquired under agreements to resell,

 and by the sale  of  securities  to cover negative cash flow from underwriting

 (see  Insurance  below).  The increase  in  premiums  receivable  and  policy acquisition costs is  related to the increase in the written premium volume at the Company's insurance subsidiary.



      Total debt declined  $21,886,000  during  the  first nine months of 1995,

 primarily due to the settlement of approximately $25,343,000  of  transactions through  which  securities  were  acquired  under  agreements to resell,  the repayment  of  approximately  $7,654,000  against  the Company's  $10,000,000 working capital loan from the proceeds received in connection with the sale of a  portion of the Company's investment in Rocky Mountain  Chocolate  Factory,

 Inc.  and  the  repayment  of  $2,050,000  by  the military boot manufacturing subsidiary.  These declines were partially offset by $15,000,000 of borrowings in connection with the Balfour acquisition.  The increase in unearned premiums is related to the increase in written premium volume  experienced in the first nine months of 1995.  The decrease in accrued expenses is partially the result of  approximately  $8,170,000  due to brokers in connection  with  securities

 purchased at the end of December  1994.   Approximately 79.6% of the Company's

 debt of $46,902,000 at September 30, 1995, carries a floating rate of interest

 which  varies  with the prime lending rate.   Accordingly,  any  increase  or

 decrease in interest  rates will have a significant impact on its debt service requirements.



      Shareholders' deficit  increased  $10,738,000  during  the nine months of

 1995  primarily  due  to  the net loss of $11,679,000 offset by increases  in unrealized gains in the Company's investment portfolio, net of minority interest,  totaling $940,000.



 INSURANCE



      During  the previous three  years,  the  Company's  insurance  subsidiary experienced significant  declines  in  premium  volume  as  the  result of the discontinuation of certain general liability reinsurance programs  and several unprofitable direct automotive insurance programs combined with the  effect of price increases having been implemented in other markets which were producing unsatisfactory  results.  The combination of the above resulted in the written premium volume declining  to  approximately $47,944,000 in 1994 as compared to

 $57,063,000 in 1993 and $118,830,000  in  1992.  The decline in premium volume stabilized during the early part of 1994 and began to increase during the last half of the year as new programs already established and other planned actions

 to increase volume started to become effective.   Premiums  written  for  the

 first  three quarters of 1995 totaled $20,480,000, $28,776,000 and 32,603,000,

 respectively,  as  compared  to  $11,506,000,  $11,506,000  and $12,023,000 in respective quarters of 1994.



      The short-term impact of the drop in written volume was  that the Company experienced  a  period  of  negative  cash  flow from underwriting activities resulting from relatively immediate declines in collected premiums while claim payouts,  relating  primarily  to previously written  policies,  continue  at

 disproportionately higher levels.    The  Company's  negative  cash  flow from

 underwriting has begun to decline as premium volume has stabilized and started

 to  increase.   Negative  cash  flow  from investment income and underwriting activities of the insurance segment for  the  first  nine months of 1995 was a negative $6,670,000, $1,721,000 and $2,044,000 in the  first three quarters of

 1995  for  a  combined  negative  cash  flow of $10,435,000; as  compared  to

 $23,611,000 for the first nine months of 1994.   The  negative cash flow which

 the  Company  has  experienced  over  the  past three years has  resulted  in significant liquidations of the insurance subsidiary's  investment  portfolio.

 At  September 30, 1995, the insurance subsidiary's investments in equity  and fixed  maturity  securities  (excluding  investments  in other segments of the

 Company's businesses) totaled $17,865,153.  The Company believes that required liquidations of the investment portfolio in order to meet  operating cash flow requirements during 1995 will be greatly reduced.  However,  such  reductions are  dependent  upon  future  premium  volumes and claim payments, which, to a great extent, are beyond the control of the Company.



      The level of liquid assets, as defined  by  the  National  Association of

 Insurance Commissioners ("NAIC"), of the Company's insurance subsidiaries  was

 $59,431,739 at September 30, 1995, as compared to $90,109,196 at December 31,

 1994.  The decline is due to the liquidation of  investments to cover negative

 cash  flow  requirements.   Included in NAIC-defined liquid assets are certain

 securities with a reported value  of  $6,932,590  at September 30, 1995, which are not publicly traded as well as approximately $8,333,000  of securities and certificates  of  deposit  which were on deposit pursuant to state  laws  and

 various reinsurance agreements.   In  addition,  $31,246,647  ($33,954,320  at

 December  31,  1994)  of  investments in publicly traded equity securities of other companies, valued at their  quoted  market prices on September 30, 1995,

 do not meet the NAIC definition of liquid assets  solely  because of the level of ownership of such securities.



      In  August  1992,  the  Company  agreed  with the Illinois Department  of

 Insurance to decrease Coronet's ratio of liabilities  to  liquid  assets,  as defined  by  the  NAIC,  to  105%  over a five year period.  At June 30, 1995,

 Coronet's liquidity ratio was 173.3%,  as compared to the agreed upon ratio of

 178.25% at June 30, 1995 (130% at December 31, 1995).  The Illinois Department

 of Insurance has issued a Corrective Order  amending the terms of the original agreement whereby Coronet may make no new investments in affiliates (including other business segments of the Company) and the  liquidity  ratio  calculation may no longer include the effect of any type of borrowing, reverse repurchase or  lending  of  securities or any other similar type of leverage transaction.

 At September 30, 1995,  under  the  terms  of  the Corrective Order, Coronet's ratio was 233.7%, as compared to the agreed upon ratio of 130% at December 31,

 1995.   Inasmuch as the consolidated ratio of Coronet  and  its  wholly-owned insurance  subsidiaries  is  186.3% at September 30, 1995, the Company thereby

 has  the  ability  to  impact  Coronet's   separate   ratio  through  various

 restructurings or asset transfers.  However, compliance will be dependent upon numerous  factors,  including but not limited to; the combination  of  future premium volumes, underwriting  and  investment results, various restructurings and asset transfers, potential regulatory examination adjustments, if any, and

 other factors beyond the Company's control.   Accordingly,  the Company cannot

 state with certainty that it will be able to achieve the agreed  upon ratio at

 December 31, 1995.



      On  October  10,  1995,  the  Arizona  Department  of Insurance issued  a

 Suspension Order prohibiting Coronet from writing any further  business in the

 State.   The  Company  immediately appealed the order and the Arizona  courts issued a stay of the Order  and  the  Company  is  allowed  to  continue  its activities  in  Arizona  unimpeded  pending  the  outcome of an administrative

 hearing before the Arizona Department of Insurance.   The Company is currently

 engaged in settlement discussions with the Arizona Department of Insurance and believes that it will be allowed to continue to write business  in  the State.

 Through September 30, 1995, Coronet's written premium in the State of  Arizona totaled $15,679,000.



      The  Illinois  Department is currently conducting a financial examination of Coronet  as  of  December  31,  1993, although the examination has not been completed,  at  this  time no matters have  been  brought  to  the  Company's attention which would have a material adverse impact on the Company.



      Statutory net worth  decreased  to  $54,000,583 at September 30, 1995, as compared to $59,483,697 at December 31, 1994,  primarily  due  to  continuing underwriting  losses  and  unrealized  losses  in  the  investment  portfolio,

 partially  offset  by  a  contribution  to capital.  The annualized ratio  of premiums written during the nine months ended September 30, 1995, to statutory surplus as of September 30, 1995, was 2.02  to 1.  A ratio of less than 3.0 to

 1 is generally considered conservative.



 MANUFACTURING



      Hickory White has loans totaling $11,966,686  at September 30, 1995, with a major bank which are secured by substantially all  of  the  assets  of  the furniture manufacturing division and which have been extended until January 3,

 1996,  to  provide  time  necessary to find refinancing.  Management has begun discussions with potential  lenders  but cannot state with certainty that such refinancing will be available or in an amount sufficient to totally retire the outstanding balance.



      The  working  capital  of  the  furniture   manufacturing  operation  was

 $9,756,880 at September 30, 1995. The current asset  ratio  at  September  30,

 1995,  was  1.5 to 1.  This ratio reflects the characterization of all of the bank financing  of  the  furniture  manufacturing  operations  as  a  current

 liability.   Accordingly, at September 30, 1995, the division has no long-term

 debt (excluding  intercompany  debt).   Also,  at  September 30, 1995, Hickory

 White had no additional borrowing capacity under its  Credit  Agreement.   The

 furniture  manufacturing  division  is  restricted in its ability to transfer funds to Sunstates under the  terms of its Credit Agreement with Citicorp.



      Working capital of the Company's textile  manufacturing  operation (Alba)

 is adequate to support its operations and totaled $19,423,104 at September 30,

 1995,  yielding a current ratio of 3.05 to 1.  In addition, Alba  has a short-

 term  line  of  credit  of  $5,000,000, of which $2,494,744 was available  at

 September 30, 1995.  The division  had  long-term  debt of $12,850,000 and had total  net  assets of $27,396,610 at September 30, 1995,  including  minority interests.



      The military footwear manufacturing division's working capital, including marketable securities  held  for  investment, is more than adequate to support current  operating levels and totaled  $12,455,324  at  September  30,  1995,

 yielding a  current  ratio  of  5 to 1.  The division had no long-term debt at

 September  30,  1995, and had total  net  assets  of  $12,547,077,  including minority interests.



      Liquidity  for   the   textile  machinery  manufacturing  operations  has

 historically been provided through its sales terms. Normally, 50% of the sales price is paid at the time of  the order, 40% at the time the production of the machine is completed, with the  final  10%  paid  upon  installation  in  the customer's  facility.  Working  capital  of the division totaled $1,065,500 at

 September 30, 1995, yielding a current ratio  of 1.97 to 1.  There was no debt at September 30, 1995, and total net assets were $12,799,771.



 REAL ESTATE



      The real estate segment's debt totaled $14,464,371  at September 30, 1995 with  real estate assets of $41,013,000 yielding an asset leverage  ratio  of

 35.3%.   At  September 30, 1995, mortgage notes include $4,813,037 of loans on real estate which  have  or  will  mature  in 1995.  One of these loans in the amount of $1,382,749 is in the process of being  foreclosed and will result in no loss to the Company.  The Company is continuing  to search for satisfactory alternative financing for the remaining properties.  However, the availability of real estate financing has been severely curtailed as the result of problems in  both  the banking and real estate industries.  Accordingly,  the  Company cannot state  with  certainty  that  it  will  be successful in obtaining such refinancing.



 EQUITY INVESTEES



      Equity investees do not normally represent  a  significant source of cash flow to the Company.  The stock of Rocky Mountain is publicly traded and could

 provide  potential  liquidity  to  the  Company in the future.   This  equity

 investment  is held by WREIT's insurance subsidiary  (is  pledged  against  a working capital  loan  with  an outstanding balance of $2,346,260 at September

 30, 1995) and is therefore subject  to  restrictions regarding the transfer of funds  to its parents.  (See Results of Operations  -  Equity  Investees  for

 information  concerning  the  sale  of 500,000 shares of Rocky Mountain common stock in the third quarter of 1995.)



 CORPORATE



      Sunstates has annual dividend obligations  currently  totaling $1,025,111 on its $3.75 Cumulative Preferred Stocks. Sunstates is currently  in  arrears ten  semi-annual  dividend  payments  on  its $3.75 Cumulative Preferred Stock aggregating $5,209,931.



      Investment Trust has pledged the Sunstates stock which it owns and its direct receivable from Telco of $8,668,000 as collateral for $30,251,000 of

 Investment Trust's payable to Hickory. In 1993, Hickory purchased a $3,833,000 obligation of Investment Trust to Nelreco Troy, Inc. for $800,000. In

 connection with that purchase, Hickory has pledged certain of the shares of

 Sunstates Corporation owned of record by Investment Trust to secure Hickory's obligation to Nelreco Troy. The $300,000 remaining balance of this obligation,

 of which $150,000 was due January 2, 1995 and July 2, 1995, respectively, has not been paid.



      See Basis of Presentation and Going Concern for a discussion of

 Investment Trust's liquidity.






                                   CASH FLOWS





 OPERATING ACTIVITIES



      The following table presents the net cash flows from operating activities by industry segment for the nine month periods indicated:



                                         Cash Flows Provided By (Utilized In)

                                                   OPERATING ACTIVITIES


                                                   1995                  1994



 Insurance                                 $  (10,435,000)         (23,611,000)

 Manufacturing                                  2,217,000              109,000

 Real Estate                                   (1,459,000)           1,319,000

 Equity Investees                                 (55,000)              14,000

 Corporate                                     (2,595,000)          (3,207,000)
                                              -----------          -----------
                                            $ (12,327,000)         (25,376,000)
                                              ===========          ===========


      The net cash utilized by insurance operations is primarily the result  of declining premium volume in 1993 and 1994 resulting in increased negative cash

 flow  from  underwriting  activities  (see Insurance above).   The short-term

 impact of the drop in written volume is  that  the  company  will experience a period  of  negative  cash  flow from underwriting activities resulting  from relatively immediate declines  in  collected  premiums  while  claim  payouts,

 relating   primarily   to   previously   written   policies,   continue   at

 disproportionately higher levels.   The negative cash flow can be expected to

 continue  throughout  the  payout period related to the lost business or until new programs and other planned  actions  to increase premium volume can become effective.  The Company's negative cash flow  from  underwriting  has begun to

 decline  as premium volume has stabilized and started to increase.   Negative

 cash flow from  investment income and underwriting activities of the insurance segment  for the first  nine  months  of  1995  was  a  negative  $6,670,000,

 $1,721,000  and  $2,044,000 in the first three quarters of 1995 for a combined negative cash flow  of  $10,435,000;  as compared to $23,611,000 for the first nine months of 1994.  The Company believes  that  required operating cash flow

 requirements during 1995 will be greatly reduced.   However,  such  reductions

 are  dependent  upon future premium volumes and claim payments, which,  to  a great extent, are beyond the control of the Company.



      During  the first  nine  months  of  1995,  the  furniture  manufacturing business utilized  $2,589,000  of  cash in its operating activities, including

 $1,802,000 of interest expense and including  $512,000  of  cash  utilized  to increase net operating assets and liabilities (mostly inventories and accounts

 receivable).   This  compares  to  $4,016,000 and $2,194,000 of cash utilized during  the full twelve month periods  ended  December  31,  1994  and  1993,

 respectively.    During   the  first  nine  months  of  1994,  the  furniture

 manufacturing  business  utilized   $2,726,000   of  cash  in  its  operating

 activities, including $1,867,000 of interest expense and including $996,742 of cash utilized to increase net operating assets and  liabilities (mostly due to an increase in inventories).  At September 30, 1995,  Hickory  White  had  no

 additional borrowing capacity under its Credit Agreement.



      Cash  flow from the remaining operations within the manufacturing segment totaled $4,806,000  in the first nine months of 1995 as compared to $2,835,000 for the first nine months  of 1994.  The higher cash flow in 1995 is primarily attributable to collections  of  accounts receivable at the Company's military boot manufacturing subsidiary.



      The cash utilized in real estate  increased  in  1995 due primarily to an

 $800,000 principal reduction made in connection with the  restructuring  of  a loan  on  one  of  the Company's shopping centers.  The cash provided by real estate in 1994 was due primarily to the sale of an apartment complex.



      The higher cash  utilized  in the corporate segment in 1994 reflects cash used in the payment of estimated income taxes.

 INVESTING ACTIVITIES



      The following table presents the net cash flows from investing activities by industry segment for the nine month periods indicated:



                                           Cash Flows Provided By (Utilized In)

                                                  INVESTING ACTIVITIES


                                                   1995                  1994



 Insurance                                   $ 12,052,000           34,811,000

 Manufacturing                                (14,666,000)            (896,000)

 Real Estate                                     (607,000)            (347,000)

 Equity Investees                               9,287,000              260,000

 Corporate                                        (53,000)          (2,166,000)
                                                ---------           ----------
                                              $ 6,013,000           31,662,000
                                                =========           ==========




     Generally, cash flow from operations not otherwise  needed  for operating or financing purposes is utilized in investing activities, primarily  at  the

 Company's  insurance  subsidiaries.   However,  declines  in  premium  volumes

 required  that  securities be sold from the insurance subsidiary's investment portfolio to cover  the  negative  cash  flow  from  underwriting  activities discussed  above  as  well  as  provide  funds needed by other segments of the

 Company's business.  As discussed above in Insurance, due to cash requirements needed to cover anticipated negative cash flow from underwriting, liquidations of the investment portfolio in 1995 are expected  to  continue,  although at a reduced level from that of 1994.



      The  higher  utilization  of  cash  in the manufacturing segment in  1995 represents  the approximately $15 million acquisition  cost  of  the  Balfour operations by the Company's textile manufacturing subsidiary.  The utilization of cash in the manufacturing segment in 1994 primarily represents additions to property, plant and equipment.



      During 1994,  the  collection of a mortgage loan was included in the real estate segment's cash flow.



      Cash from equity investees represents proceeds from the sale of a portion of the Company's investment  in  the  common stock of Rocky Mountain Chocolate

 Factory.  (See "Results of Operations - Equity Investees" below.)



      During  the nine months ended September  30,  1995,  Sunstates  purchased

 Sunstates Class  B  stock  formerly  owned by Investment Trust for proceeds of

 $251,000.  Investment Trust's payable  to  Hickory  was  reduced  by  the same amount.



      During  the nine months ended September 30, 1995 and 1994, WREIT, through

 Sunstates, purchased  equity  securities of Sunstates for an aggregate cost of

 $996,000 and $4,644,000, respectively.



 FINANCING ACTIVITIES



      The following table presents the net cash flows from financing activities by industry segment for the nine month periods indicated:



                                       Cash  Flows  Provided  By (Utilized In)

                                                  FINANCING ACTIVITIES


                                                   1995                  1994



  Insurance                                 $   (7,684,000)          (6,025,000)

  Manufacturing                                 12,619,000           (1,231,000)

  Real Estate                                     (115,000)             (70,000)

  Corporate                                           --                 (1,000)
                                                 ---------           ----------
                                               $ 4,820,000           (7,327,000)
                                                 =========           ==========




      In the third quarter of 1995, proceeds totaling $7,735,000 from  the sale of  500,000 shares of common stock of Rocky Mountain were used to reduce  the principal outstanding under a $10,000,000 working capital loan.  (See "Results of Operations - Equity Investees" below.)  The insurance segment's utilization of cash  in  1994  reflects  the  repayment of a $6,000,000 short-term line of credit.



      The significant source of cash  in  the  manufacturing  segment  in  1995 relates  to  the  $15,000,000  in financing obtained by the Company's textile apparel manufacturing subsidiary  in  connection  with  its acquisition of the

 Balfour Health Care operations.

                              RESULTS OF OPERATIONS





      The Company's net loss totaled $11,679,000 in the first  nine  months  of

 1995  or $7.95 per share, compared to a loss of $3,463,000 or $2.36 per share

 in 1994.   Losses at the Company's insurance, resort development and furniture manufacturing operations contributed to the higher loss in 1995. Additionally,

 the Company recorded writedowns totaling $5,450,000 or $3.71 per share (before minority  interest)  related  to  the  Company's  furniture  operations  (see

 "Manufacturing"  below).   Partially  offsetting  these  losses  was a gain of

 $6,697,000 or $4.56 per share (before minority interest) resulting  from  the sale  of  a  portion  of  the Company's investment in Rocky Mountain Chocolate

 Factory (see "Equity Investees" below).



 INDUSTRY SEGMENTS



      WREIT operates in three  industry  segments; insurance, manufacturing and real estate development.  Information about  the  operations  of the different industry segments for the nine months ended September 30, 1995  and 1994 is as follows (amounts in thousands):



                                                     1995           1994

   Revenues:

        Insurance                                 $ 58,502         37,901

        Manufacturing                               99,222         97,645

        Real Estate                                  6,713         18,265

        Equity Investees                             7,789            846

        Corporate & Eliminations                     3,290          2,595
                                                  --------        -------
                                                  $175,516        157,252
                                                  ========        =======


   Pre-tax Income (Loss):

        Insurance                               $  (10,598)        (1,745)

        Manufacturing                               (7,334)         3,817

        Real Estate                                 (2,339)           518

        Equity Investees                             7,734            846

        Corporate                                   (4,684)        (4,538)
                                                   -------         ------
                                                  $(17,221)        (1,102)
                                                   =======         ======








 INSURANCE



   Following is a summary of the results of operations of the insurance segment for the nine months ended September 30, 1995 and 1994 (amounts in thousands):



                                                     1995           1994



   Premiums written                               $ 81,860         35,035

   Premium growth (decline)                            134%        (24.8%)



   Premiums earned                                   54,556        34,139

   Losses and loss adjustment expenses               46,787        27,886

   Loss ratio                                         85.8%          81.7%



   Underwriting loss                               (12,635)        (4,520)

   Statutory combined ratio                          113.1%         113.3%



   Investment income recognized                      3.756          3,807

   Change in unrealized gains                         (393)        (1,127)

   Combined annual investment yield                   9.51%          4.4%



   Pre-tax loss                                    (10,598)        (1,745)





      (See "Liquidity and Capital Resources - Insurance" above for a discussion of premium volume.)



      During   the   first  nine  months  of  1995,  the  Company  recorded  an underwriting  loss  of  $12,635,000,  which  included  $3,522,000  of  losses recognized on inactive  programs  and  losses on continuing active programs of

 $9,113,000.  The combined ratio for the  1995  accident  year on the Company's continuing active programs was 116.6% as compared to 1994  when  the  Company recorded a current accident year combined ratio of 120.0% for the full year on continuing  active  programs.  The combined ratio of 113.1% for the first nine months of 1995 continues to be at an unacceptable level.



      Investment income  recognized was lower in 1995 as there were fewer sales of securities to meet cash  flow  requirements  in the current year.  Realized gains from the sale of equity securities totaled  approximately  $2,054,000 in the nine months of 1995 as compared to $2,577,000 in the 1994 period.



      Interest expense totaled $1,746,892 in the nine months of 1995  ($605,084 in  1994)  reflecting  the insurance subsidiary's $10,000,000 working capital loan  obtained in December  of  1994,  as  well  as  borrowings  incurred  in connection  with certain investment transactions by which the Company acquired

 U. S. Treasury  securities  under  agreements  to  resell - see "Liquidity and

 Capital Resources - Insurance" above.



 MANUFACTURING



      Net  furniture  sales decreased by $276,023 or 0.3%  in  the  first  nine months of 1995 compared against the increase of $1,549,443 or 4.7% experienced in the first nine months  of  1994.  The furniture cost of sales, as a percent of net sales, decreased approximately  0.5% in 1995 as compared to an increase

 of approximately 5% in the comparable 1994  period.   The 1995 results reflect

 the impact of increased discounting and promotions necessary  to move out slow moving  or  discontinued product lines.  In aggregate, the 1995 gross  profit increased by $156,834  or  3.3% as compared to a increase of $820,860 or 26.4%

 in the prior year.  Selling  and  administrative expenses increased 2% between the two periods.



      During the third quarter the Company  recognized  a  one-time  charge  of

 $5,450,000 ($3.71 per share, before minority interest), primarily to writeoff unamortized  goodwill  which  had  been recorded in connection with a pre-1970

 acquisition  of  certain  furniture  operations.   Additionally,  the  charge

 provided for writing down various assets  at  its  non-residential  furniture operations  (which  are  currently  being  offered  for  sale) to more closely reflect their current values as well as the cost of certain administrative and operational restructurings.  The Company is taking these steps  in response to softness  in  high-end furniture retail markets, which have not recovered  to their pre-recession levels of 1990.



      Net textile apparel manufacturing sales for the first nine months of 1995 increased $4,560,375  or  10.7%  compared  to  the  same period in 1994.  This increase  was  primarily due to the acquisition of the  Balfour  Health  Care operation which added  $9,738,578  of  net  sales to the 1995 period.  Without this  acquisition,  sales for the nine months of  1995  would  have  declined

 $5,178,203 or 12.1% as the result of weakness in the consumer products line as major customers experienced  overstock  positions  in  retail inventories, the termination of two Japanese distributors in its direct marketing operation and softness  in  its Byford division as the result of softness  in  the  sweater market.  Gross margins  decreased  to  19.7%  of sales as compared to 25.9% in

 1994.  This decrease in margins is due to decreased  sales in the Consumer and

 Alba Direct Divisions and an increase in manufacturing  cost  resulting  from overhead  cost  not  being  reduced  proportionate  to  the reduction in sales volume.  In addition, during the third quarter a writedown  of  $1,200,000 was recorded to reflect close-outs and irregular inventory.  Although  the Company writes  down close-outs and irregular inventory on a regular basis, the  fact that consumer  products  sales  volume  has  been  soft  for the last year and product prices are being depressed by other manufacturers  closing  out excess inventories  necessitated these additional writedowns.  Selling, general  and administrative expenses increased from 19.2% for the first nine months of 1994 to 19.7% for the  same  period  in  1995,  due  primarily  to  the addition of

 $305,000 (0.6%) of goodwill related to the acquisition of Balfour.   Operating

 income decreased by $2,812,920 or 99% as compared to the first nine months  of

 1994.  Increased interest expense in 1995 related to the $15,000,000 of long-

 term  debt obtained to finance the Balfour acquisition also contributed to the lower earnings in 1995.



      Operating  revenues  from  the  military  footwear  division decreased by

 $2,889,571 or 18.4% from their nine month 1994 levels.  This reflects almost a

 22% decrease in the number of pairs of combat boots sold in  the  first  nine months of 1995 as compared to the first nine months of last year.  The current period  reflects  delivery  of  combat boots to the U. S. government under the sixteen month schedule whereas the prior period was on a twelve month schedule for the same total pairs.  Also,  the prior period included a significant sale of machinery and combat boot manufacturing  materials  to  a foreign customer,

 and significant sales to two domestic customers.  Cost of military  boot sales and  services  as a percent of revenues increased from 80.1% to 87.4% between the two years due to increases in manufacturing costs such as health insurance and workers compensation insurance.



      Textile machinery's net sales increased $543,925 in the first nine months of 1995 as compared  to  an  increase of $644,864 experienced in the same nine months of 1994.  Gross margin  percentages  increased 9.8% in 1995 as compared to 1994.



 REAL ESTATE



 RESORT DEVELOPMENT



      The Company's resort development in Spring  Green,  Wisconsin  reported a loss  of  $1,772,594  during  the  first  nine  months of 1995 as compared to

 $1,584,159  in  1994,  both  years  representing  primarily  property  taxes,

 operating expenses and overhead costs.  However, the  1995  period  reflected additional  overhead  for the real estate development operation not present in the first quarter of 1994  and  higher  interest  cost  relating  to  amounts borrowed  from  its parent in connection with ongoing operating losses.  There have been no significant real estate sales to date.



 COMMERCIAL AND RESORT LOTS



      During the second  quarter or 1994, the Company sold an apartment project generating net sales of $10,643,988  and  profit  of  $2,728,693. There was no other significant or unusual activity in these divisions of the Company's real estate segment during the first nine months of either 1995 or 1994.





 EQUITY INVESTEES



      The following table sets forth for the nine months  ended  September  30,

 1995  and  1994, the Company's share of the earnings Rocky Mountain Chocolate

 Factory, Inc.,  in  which  it  has  an  ownership  level  whereby  it  has the opportunity  to  exert  significant  influence,  but  not control and thereby accounts for its investment utilizing the equity method of accounting (amounts

 in thousands):



                                                   1995               1994



    - Operations                                 $ 718                538

    - General expenses                             (55)

    - Sale of stock and interest                 7,071                308
                                                ------                ---
                                               $ 7,734                846
                                                ======                ===


      On September 20, 1995, the Company sold 500,000 shares  of Rocky Mountain

 Chocolate Factory, Inc. common stock in a public offering for  net proceeds of

 $7,735,000,  resulting  in  a  pre-tax gain of $6,697,000 or $4.56 per  share

 (before minority interest).  The  proceeds  from  the sale were used to retire

 corporate debt.   The Company also received payment  in  full  under  a  note receivable  from  the  president  of Rocky Mountain Chocolate Factory totaling

 $1,177,507,  including  accrued interest.   In  connection  with  the  public

 offering, the Company had  granted the underwriter a 30-day option to purchase up to an additional 84,375 shares  of common stock for the purpose of covering over-allotments, if any.  On October  18,  1995, the underwriter exercised its option  and  purchased an additional 62,500 shares  resulting  in  additional

 proceeds of $966,875,  which  were  also  used to retire corporate debt.   The

 insurance subsidiary still owns 858,757 shares  of  the  common stock of Rocky

 Mountain Chocolate Factory representing approximately 29%  of  the outstanding shares.

 PART II. OTHER INFORMATION



 ITEM 1.  LEGAL PROCEEDINGS



      On  June  14,  1991,  a jury in a District Court of Dallas County,  Texas awarded $3.5 million in actual  damages  and $5 million in punitive damages to the plaintiffs of a lawsuit filed against  the  Company.  This dispute related to the amount of additional purchase consideration  due  plaintiffs  under  an agreement  made  in  1983  whereby the Company purchased National Development

 Company, a real estate company  based  in  Dallas.  The  Company  appealed the verdict based, in part, on the exclusion by the court of evidence crucial  to

 the  Company's  defense.    On  August  9,  1995,  the  Court of Appeals Fifth

 District of Texas at Dallas reversed the trial court's judgement  and remanded the case back to the trial court for a new trial.  Subsequently, the  Court of

 Appeals  denied the plaintiffs' motion for rehearing and the plaintiffs  have filed an application  for  Writ of Error with the Supreme Court of Texas.  The

 Company will file its response  during November 1995.  No date for a new trial has yet been set.



      On April 27, 1995, a purported  class  action complaint denominated David

 Prosnitz v. Wisconsin Real Estate Investment  Trust  and  Clyde Wm. Engle, was

 filed  in  the Circuit Court of Cook County, Illinois. The complaint  alleges various breaches  of  fiduciary  duty  involving the operations and investment activities of the Company and its subsidiaries  during  an unspecified period.

 The plaintiff seeks monetary damages related to the decrease  in  the  market value  of  his  investment during the period 1984 to 1994, and similar damages for the members of  the  purported  class,  together  with  punitive  damages,

 attorneys fees and costs. The Company has not filed an answer to the complaint in  as  much  as  the  time within which to answer or otherwise plead has not expired,  and certain of  the  defendants  have  not  been  served  with  the complaint.  The  Company intends to defend this action aggressively. Since the litigation is at an  early stage, it is not possible to predict the effect, if any, the litigation may  have  on  the  financial  position, results  of operation and cash flow of the Company.



 ITEM 3. DEFAULTS UPON SENIOR SECURITIES



      Dividends  on  the Company's $3.75 Cumulative Preferred Stock are payable semi-annually at the annual rate of $3.75 per share, when and as declared, and

 such dividends are cumulative.   The  $3.75  Cumulative Preferred Stock has no

 voting rights, except if two semi-annual dividend  payments  are unpaid and in arrears at the date of the Company's annual meeting, the holders  of the $3.75

 Cumulative  Preferred  Stock  have  the  right to elect fifty percent of  the

 members  of  the Company's board of directors.   Sunstates  is  currently  in

 arrears ten semi-annual  dividend  payments  on its $3.75 Cumulative Preferred

 Stock aggregating $5,209,931.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



 (A) Exhibits:



       None.



 (B) Reports on Form 8-K



        The  Company  filed  a  current  report  on  Form  8-K  disclosing  the acquisition  by its textile manufacturing subsidiary of  the  Balfour  Health

 Products Division from Kayser-Roth Corporation on March 21, 1995. No financial statements or pro forma financial information was filed with such Form 8-K but was filed by amendment on Form 8-K/A on May 22, 1995.

 SIGNATURES



      Pursuant to the requirements  of the Securities Exchange Act of 1934, the registrant has duly caused this  report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   WISCONSIN REAL ESTATE INVESTMENT TRUST









                                   /S/ CLYDE WM. ENGLE
                                   -------------------------

                                   Clyde Wm. Engle

                                   Chairman of the Board and

                                   Chief Executive Officer





                                   /S/ PHILLIP J. ROBINSON
                                   --------------------------

                                   Phillip J. Robinson

                                   Chief Accounting Officer









      Date:  November 20, 1995