Form 10-Q/A
period 1995-09-30
WISCONSIN REAL ESTATE INVESTMENT TRUST
filed 1996-01-04
CIK 107835

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS                   12-MOS
[FISCAL-YEAR-END]                          SEP-30-1995             DEC-31-1994
[PERIOD-END]                               SEP-30-1995             DEC-31-1994
[CASH]                                       4,285,000               5,779,000
[SECURITIES]                                29,628,000              78,907,000
[RECEIVABLES]                               53,655,000              30,699,000
[ALLOWANCES]                                         0                       0
[INVENTORY]                                 44,581,000              42,909,000
[CURRENT-ASSETS]                                     0                       0
[PP&E]                                      33,456,000              31,106,000
[DEPRECIATION]                                       0                       0
[TOTAL-ASSETS]                             229,352,000             243,870,000
[CURRENT-LIABILITIES]                                0                       0
[BONDS]                                              0                       0
[COMMON]                                     1,553,000               1,553,000
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[OTHER-SE]                                (24,356,000)            (13,618,000)
[TOTAL-LIABILITY-AND-EQUITY]               229,352,000             243,870,000
[SALES]                                    155,020,000                       0
[TOTAL-REVENUES]                           175,516,000                       0
[CGS]                                      128,508,000                       0
[TOTAL-COSTS]                              185,381,000                       0
[OTHER-EXPENSES]                                     0                       0
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                           7,356,000                       0
[INCOME-PRETAX]                           (17,221,000)                       0
[INCOME-TAX]                                   207,000                       0
[INCOME-CONTINUING]                       (17,014,000)                       0
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                              (11,679,000)                       0
[EPS-PRIMARY]                                   (7.95)                       0
[EPS-DILUTED]                                        0                       0