Form 10-Q/A
period 1995-09-30
WISCONSIN REAL ESTATE INVESTMENT TRUST
filed 1996-02-06
CIK 107835

AMENDMENT IS MADE TO INCLUDE FINANCIAL DATA SCHEDULE
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-Q/A 1

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



       Exhibit-27



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









      Date:  February 6, 1996